Form 10-Q
period 2011-03-31
CBC Acquisition Corp. 1
filed 2011-05-23
CIK 1504875

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-54176

CBC Acquisition Corp. 1
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27–3828642 (I.R.S. Employer Identification Number)

745 E. Valley Blvd. #326, San Gabriel, CA 91776
 (Address of principal executive offices)

(626) 589-6866
 (Registrant’s telephone number, including area code)

No change
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X].

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [  ]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer     [  ]                                                                                      Accelerated filer          [  ]
Non-accelerated filer       [  ]                                                                            Smaller reporting company  [X].
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X] No [  ].

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ].

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,500,000 shares of common stock, par value $.0001 per share, outstanding as of May 23, 2011.

CBC ACQUISITION CORP. 1

- INDEX -

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

The results for the period ended March 31, 2011 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10 filed with the Securities and Exchange Commission on November 9, 2010.

CBC ACQUISITION CORP. 1
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	March 31, 2011 (Unaudited)	September 30, 2010

ASSETS
Current assets
Prepaid expenses	$-	$5,000
Total assets	$-	5,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$7,500	$750
Total current liabilities	7,500	750

Long term liabilities
Advances from related party	19,434	10,802
Total liabilities	26,934	11,552

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par, 100,000,000 shares authorized, 7,500,000 shares issued and outstanding	750	750
Deficit accumulated during development stage	(27,684)	(7,302)
Total stockholders' deficit	(26,934)	(6,552)
Total liabilities and stockholders’ deficit	$-	$5,000

The accompanying notes are an integral part of these financial statements.

CBC ACQUISITION CORP. 1
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)
					February 19,
					2010
	Three months ended		Six months ended		(Inception)
					Through
	March 31,	March 31,	March 31,	March 31,	March 31,
	2011	2010	2011	2010	2011

Expenses
Filing fee	$-	$402	$844	$402	$1,246
Accounting fees	250	-	250	-	2,150
Agent fees	-	-	99	-	99
Tax expense	-	-	439	-	439
Legal fees	6,875	5,000	18,750	5,000	23,750
Net loss	$7,125	$5,402	$20,382	$5,402	$27,684

Loss per share-basic and diluted	$(0.00)	(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding basic and diluted	7,500,000	7,500,000	7,500,000	7,500,000	7,500,000

The accompanying notes are an integral part of these financial statements

CBC ACQUISITION CORP. 1
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From February 19, 2010 (Inception) to March 31, 2011

			Accumulated Deficit During the
	Common Shares		Development
	Number	Amount	Stage	Total

Founder Shares	7,500,000	$750	$-	$750
Net loss	-	-	(7,302)	(7,302)
Balance, September 30, 2010	7,500,000	$750	$(7,302)	$(6,552)
Net loss	-	-	(13,257)	(13,257)
Balance, December 31, 2010	7,500,000	$750	$(20,559)	$(19,809)
Net loss	-	-	(7,125)	(7,125)
Balance, March 31, 2011	7,500,000	$750	$(27,684)	$(26,934)

The accompanying notes are an integral part of these financial statements

CBC ACQUISITION CORP. 1
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOW
(Unaudited)

	Six Months Ended		February 19, 2010 (Inception) to
	March 31,	March 31,	March 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,382)	$(5,402)	$(27,684)
Change in operating assets and liabilities:			-
Prepaid expenses	5,000	(5,000)	-
Accounts payable	6,750	-	7,500
Net cash used by operating activities	(8,632)	(10,402)	(20,184)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common shares	-	750	750
Net advances from related party	8,632	9,652	19,434
Net cash provided by financing activities	8,632	10,402	20,184

NET CHANGE IN CASH AND CASH EQUIVALENTS	-	-	-
CASH AT THE BEGINNING OF THE PERIOD	-	-	-
CASH AT THE END OF THE PERIOD	-	-	-
Supplemental disclosure of cash flow information:
Cash paid during the period for :
Interest	-	-	-
Income taxes	-	-	-

The accompanying notes are an integral part of these financial statements.

 CBC ACQUISITION CORP. 1
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Operations

CBC Acquisition Corp. 1 (“The Company”) was organized on February 19, 2010 as a Delaware corporation. The Company is a shell with no business activity whose purpose is to seek out and attract partners for possible merger or acquisition.

Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ending September 30, 2010, as reported in Form 10, were omitted.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

CBC ACQUISITION CORP. 1
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011

Recently Issued and Newly Adopted Accounting Pronouncements

In January 2010, the FASB issued authoritative guidance intended to improve disclosures about fair value measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels, the reasons for the transfers and to present information about purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). This guidance was effective for the Company on February 19, 2010, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for interim and annual periods beginning after December 15, 2010.  The adoption of this guidance did not have a material impact on Company’s financial position, results of operations, or cash flows.

In July 2010, the FASB issued Accounting Standards Update (ASU) 2010-20, "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses." The purpose of this Update is to improve transparency by companies that hold financing receivables, including loans, leases and other long-term receivables. The Update requires such companies to disclose more information about the credit quality of their financing receivables and the credit reserves against them.  For public entities, this guidance is effective for the first interim or annual reporting period ending after December 15, 2010, with the exception of certain disclosures which include information for activity that occurs during a reporting period (activity in the allowance for credit losses and modifications of financing receivables) which will be effective for the first interim or annual period beginning after December 15, 2010.  The adoption of this guidance did not have a material impact on Company’s financial position, results of operations, or cash flows.

NOTE 3 – GOING CONCERN

The accompanying financial statements were prepared in conformity with US GAAP, which contemplates continuation of the Company as a going concern and depends upon the Company’s ability to establish itself as a profitable business. The Company is a development stage company and has an accumulated loss since inception of $27,684.  The Company has negative working capital of $7,500 which is not sufficient to finance its business for the next twelve months. Due to the start-up nature of the Company, the Company expects to incur additional losses in the immediate future. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.  To date, the Company’s cash flow requirements have been primarily met through advances from shareholders.

The Company is planning on obtaining financing either through issuance of equity or debt. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital through other channels.

In addition, the Company is also trying to seek out partners for merger that will benefit the execution of the business plan.  As of March 31, 2011, no acquisition or merger agreements have yet been closed. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.

NOTE 4 – COMMON STOCK AND PREFERRED STOCK

The Company has authority to issue 110,000,000 shares of capital stock. These shares are divided into two classes with one hundred million (100,000,000) shares designated as common stock at $0.0001 par value and ten million (10,000,000) shares designated as preferred stock at $0.0001 par value.

As of March 31, 2011, the Company issued 7,500,000 common shares for $750 at par value of $0.0001. Total proceeds were used to pay advances from related party.

CBC ACQUISITION CORP. 1
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 5 – RELATED PARTY

One of the Company’s shareholders advanced funds to the Company for legal, audit, filing fees, general office administration, and cash needs.  The advances are unsecured, with no interest and are not expected to be repaid within the next 12 months.

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

Description of Business

The Company was incorporated in the State of Delaware on February 19, 2010 (Inception) and maintains its principal executive office at 745 E. Valley Blvd. #326, San Gabriel, CA 91776, which address is a rented mailbox. The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on November 9, 2010, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.  Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

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

Liquidity and Capital Resources

Company had no assets as of March 31, 2011.  This compares with assets of $5,000 comprised exclusively of prepaid insurance as of September 30, 2010. As of March 31, 2011, the Company had current liabilities equal to $7,500, comprised exclusively of accounts payable. This compares with current liabilities of $750, comprised exclusively of accounts payable, as of September 30, 2010. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the six months ended March 31, 2011 and 2010, and the period from February 19, 2010 (Inception) to March 31, 2011:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	For the Cumulative Period from February 19, 2010 (Inception) to March 31, 2011
Net Cash (Used in) Operating Activities	$(8,632)	(10,402)	$(20,184)
Net Cash (Used in) Investing Activities	-	-	-
Net Cash Provided by Financing Activities	$8,632	10,402	$20,184
Net Increase (Decrease) in Cash and Cash Equivalents	$-	-	$-

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from February 19, 2010 (Inception) to March 31, 2011.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and six months ended March 31, 2011, the Company had a net loss of $7,125 and $20,382, respectively, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10 on November 9, 2010 and the filing of the Company’s Quarterly Report on Form 10-Q on February 15, 2011.

For the three and six months ended March 31, 2010, the Company had a net loss of $5,402 and $5,402, respectively, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company.

For the period February 19, 2010 (Inception) to March 31, 2011, the Company had a net loss of
$27,684 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 on November 9, 2010, and the filing of the Company’s Quarterly Report on Form 10-Q on February 15, 2011.

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

As of March 31, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2011 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on November 9, 2010, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBC ACQUISITION CORP. 1

Dated: May 23, 2011	By:	/s/ Chi Wu
Chi Wu
President