Form 10-Q
period 2011-12-31
CBC Acquisition Corp. 1
filed 2012-02-21
CIK 1504875

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No o.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes x No o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒ No o.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,500,000 shares of common stock, par value $.0001 per share, outstanding as of February 21, 2012.

CBC ACQUISITION CORP. 1

- INDEX -

		Page
PART I –	FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheets as of December 31, 2011 (Unaudited) and September 30, 2011	2

	Statements of Operations (Unaudited) for the Three Months Ended December 31, 2011 and 2010 and the Period from February 19, 2010 (Inception) to December 31, 2011	3

	Statement of Stockholders’ Deficit for the Period from February 19, 2010 (Inception) to December 31, 2011 (Unaudited)	4

	Statements of Cash Flows (Unaudited) for the Three Months Ended December 31, 2011 and 2010 and the Period from February 19, 2010 (Inception) to December 31, 2011	5

	Notes to Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

PART II –	OTHER INFORMATION:

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Removed and Reserved	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

Signatures		14

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

The results for the period ended December 31, 2011 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission on January 13, 2012.

CBC Acquisition Corp. 1
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31,	September 30,
	2011	2011
	(Unaudited)
ASSETS
Current assets
Prepaid expenses	$500	$750
Total assets	$500	$750

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$5,900	$9,500
Advances from related party	38,081	-
Total current liabilities	43,981	9,500

Noncurrent liabilities
Advances from related party	-	27,631
Total liabilities	43,981	37,131

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par, 100,000,000 shares authorized, 7,500,000 shares issued and outstanding	750	750
Deficit accumulated during development stage	(44,231)	(37,131)
Total stockholders' deficit	(43,481)	(36,381)
Total liabilities and stockholders’ deficit	$500	$750

The accompanying notes are an integral part of these financial statements.

CBC Acquisition Corp. 1
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		February 19, 2010 (Inception) to
	December 31, 2011	December 30, 2010	December 31, 2011

Expenses

Filing fees	$600	$844	$4,980
Accounting fees	1,500	-	6,213
Agent fees	-	99	99
Tax expense	-	439	439
Legal fees	5,000	11,875	32,500
Total operating expenses	7,100	13,257	44,231

Net loss	$(7,100)	(13,257)	(44,231)
Loss per common share:
Loss per common share- basic and diluted	$(0.00)	(0.00)
Weighted average number of common shares outstanding - basic and diluted	7,500,000	7,500,000

The accompanying notes are an integral part of these financial statements.

CBC Acquisition Corp. 1
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDER'S DEFICIT
From February 19, 2010 (Inception) to December 31, 2011
(Unaudited)

			Accumulated
			Deficit
			During the
	Common Shares		Development
	Number	Amount	Stage	Total

Founder shares	7,500,000	$750	$-	$750
Net loss	-	-	(7,302)	(7,302)
Balance, September 30, 2010	7,500,000	$750	$(7,302)	$(6,552)
Net loss	-	-	(29,829)	(29,829)
Balance, September 30, 2011	7,500,000	$750	$(37,131)	(36,381)
Net loss	-	-	(7,100)	(7,100)
Balance, December 31, 2011	7,500,000	$750	$(44,231)	(43,481)

The accompanying notes are an integral part of these financial statements.

CBC ACQUISITION CORP. 1
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended		February 19, 2010 (Inception) to
	December 31,	December 31,	December 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,100)	$(13,257)	$(44,231)
Adjustment to reconcile net loss to net cash
used in operating activities:
Company expenses paid by related party	7,100	-	34,731
Changes in operating assets and liabilities:

Prepaid expenses	250	5,000	(500)
Accounts payable	(250)	7,618	9,250
Net cash used in operating activities	-	(639)	(750)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common shares	-	-	750
Net advances from related party	-	639	-
Net cash provided by financing activities	-	639	750

NET CHANGE IN CASH AND CASH EQUIVALENTS	-	-	-
CASH AT THE BEGINNING OF THE PERIOD	-	-	-
CASH AT THE END OF THE PERIOD	$-	$-	$-
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for :
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable paid directly by related party	$3,350	$-	$3,350

The accompanying notes are an integral part of these financial statements.

CBC ACQUISITION CORP. 1
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Operations

CBC Acquisition Corp. 1 (“The Company”) was organized on February 19, 2010 as a Delaware corporation. The Company is a shell with no business activity whose purpose is to seek out and attract partners for possible merger or acquisition.

Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ending September 30, 2011, as reported in Form 10-K, were omitted.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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
DECEMBER 31, 2011

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

Recently Issued and Newly Adopted Accounting Pronouncements

The Company does not expect adoption of the new accounting pronouncements will have a material effect on the Company’s financial statement.

NOTE 3 – GOING CONCERN

The accompanying financial statements were prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and depends upon the Company’s ability to establish itself as a profitable business. The Company is a development stage company and has an accumulated loss since inception of $44,231. The Company has working capital deficit of $43,481, which is not sufficient to finance its business for the next twelve months. Due to the start-up nature of the Company, the Company expects to incur additional losses in the immediate future. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.  To date, the Company’s cash flow requirements have been primarily met through advances from shareholders.

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

As of December 31, 2011, the Company issued 7,500,000 common shares for $750 at par value of $0.0001.

NOTE 5 – RELATED PARTY

One of the Company’s stockholders advanced funds to the Company by paying the Company’s  legal, audit and filing fees, general office administration and other operating expenses. The advances are unsecured and with no interest, totaling $38,081 and $27,631 as of December 31, 2011 and September 30, 2011, respectively. The Company expects to repay the advances outstanding at December 31, 2011 within the next 12 months.

CBC ACQUISITION CORP. 1
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

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

As of the balance sheet date, the carrying amounts of financial instruments including prepaid expenses, accounts payable, and advances from related party approximated fair value because of the relatively short maturity of these instruments. There were no other financial instruments as of December 31, 2011 and September 30, 2011.

NOTE 7 – SUBSEQUENT EVENTS

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company had no cash in its treasury. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Since our Registration Statement on Form 10 became effective, our management has had contact and discussions with representatives of other entities regarding a business combination with us; however, we have not entered into any agreements with respect to such a transaction. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks. Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

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

Liquidity and Capital Resources

As of December 31, 2011, the Company had assets of $500, comprised exclusively of prepaid expenses.  This compares with assets of $750, comprised exclusively of prepaid expenses as of September 30, 2011. As of December 31, 2011, the Company had total liabilities equal to $43,981, comprised of $5,900 in accounts payable and $38,081 in advances from a related party. This compares with total liabilities of $37,131, comprised of $9,500 in accounts payable and $27,631 in long-term advances from a related party, as of September 30, 2011. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended December 31, 2011and 2010 and the cumulative period from February 19, 2010 (Inception) to December 31, 2011:
	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010	For the Cumulative Period from February 19, 2010 (Inception) to December 31, 2011
Net Cash (Used in) Operating Activities	$-	$(639)	$(750)
Net Cash (Used in) Investing Activities	$-	$-	$-
Net Cash Provided by Financing Activities	$-	$639	$750
Net Increase (Decrease) in Cash and Cash Equivalents	-	-	-

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from February 19, 2010 (Inception) to December 31, 2011.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended December 31, 2011, the Company had a net loss of $7,100, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

For the three months ended December 31, 2010, the Company had a net loss of $13,257, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s Registration Statement on Form 10 on November 9, 2010 and the filing of the Company’s periodic reports.

For the period February 19, 2010 (Inception) to December 31, 2011, the Company had a net loss of $44,231 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 on November 9, 2010, and the filing of the Company’s periodic reports on Form 10-Q and Form 10-K.

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

As of December 31, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2011 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on February 19, 2010.

*3.2	By-Laws.

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011.

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on November 9, 2010, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBC ACQUISITION CORP. 1

Dated: February 21, 2012	By:	/s/ Chi Wu
Chi Wu, President