Form 10-Q
period 2012-06-30
CBC Acquisition Corp. 1
filed 2012-08-10
CIK 1504875

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-54177

CBC ACQUISITION CORP. 1.

(Exact name of registrant as specified in its charter)

Delaware	27–3828450
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,500,000 shares of common stock, par value $.0001 per share, outstanding as of August 8, 2012.

CBC ACQUISITION CORP. 1.

- INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

                                                                                                                                        CBC ACQUISITION CORP. 1

BALANCE SHEETS

	June 30,	September 30,
	2012	2011
ASSETS	(Unaudited)
Current assets
Prepaid expenses	$ 250	$ 750
Total assets	$ 250	$ 750

LIABILITIES
Current liabilities
Accounts payable	$ 3,498	$ 9,500
Advances from related party	$ 47,075	-
Total current liabilities	$ 50,573	$ 9,500

Noncurrent liabilities
Advances from related party	-	$ 27,631
Total liabilities	$ 50,573	$ 37,131

Commitments and contingencies
Common stock, $0.0001 par, 100,000,000 shares authorized, 7,500,000 shares o/s	$ 750	$ 750
Deficit accumulated during development stage	$ (51,073)	$ (37,131)
Total stockholders' deficit	$ (50,323)	$ (36,381)
Total liabilities and stockholders’ deficit	$ 250	$ 750

                                                                             The accompanying notes are an integral part of these financial statements

CBC ACQUISITION CORP. 1
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended		Feb. 19, 2010
	June 30,	June 30,	June 30,	June 30,	( Inception)
	2012	2011	2012	2011	to June 30, 2012
Expenses
Filing fees		$ 1,987	$ 2,234	$ 2,831	$ 6,614
Accounting fees	$ -	$ 538	$ 4,494	$ 788	$ 9,207
Agent fees	$ -	-	$ 164	$ 99	$ 263
Tax expense	$ -		$ 350	$ 439	$ 789
Legal Fees	$ -	$ 1,875	$ 6,700	$ 20,625	$ 34,200
Bank Service Charge	$ -		$ 0	-	$ 00
Total operating expenses	$ -	$ 4,400	$ 13,942	$ 24,782	$ 51,073

Net loss	$ -	$ (4,400)	$ (13,942)	$ (24,782)	$ (51,073)
Loss per common share:
Loss per common share- basic and diluted	$ -	$ -	$ -	$ -
Weighted average number of common shares outstanding - basic and diluted	7,500,000	7,500,000	7,500,000	7,500,000	7,500,000

                                                                                          The accompanying notes are an integral part of these financial statements

CBC ACQUISITION CORP. 1
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common	Paid-in	Accumulated
	Shares	Capital	Profits (Loss)	Total
From Feb. 19 to Sept.30, 2010
Beginning Balance, Shares
Beginning Balance, Amount
Issuance of Common Stock, Shares	75,000,000
Issuance of Common Stock, Amount		$ 750		$ 750
Net Profits (Loss)			$ (7,302)
Ending Balance, Shares	75,000,000
Ending Balance, Amount		$ 750	$ (7,302)	$ (6,552)

From Oct.1, 2010 to Sept. 30, 2011
Beginning Balance, Shares	75,000,000
Beginning Balance, Amount		$ 750	$ (7,302)	$ -
Issuance of Common Stock, Shares
Issuance of Common Stock, Amount		$ -		$ -
Net Profits (Loss)			$ (29,829)
Ending Balance, Shares	75,000,000
Ending Balance, Amount		$ 750	$ (37,131)	$ (36,381)

From Oct.1, 2011 to June 30, 2012
Beginning Balance, Shares	75,000,000
Beginning Balance, Amount		$ 750	$ (37,131)	$ -
Issuance of Common Stock, Shares
Issuance of Common Stock, Amount		$ -		$ -
Net Profits (Loss)			$ (13,942)
Ending Balance, Shares	75,000,000
Ending Balance, Amount		$ 750	$ (51,073)	$ (50,323)

                                                                                        The accompanying notes are an integral part of these financial statements

CBC ACQUISITION CORP. 1
STATEMENTS OF CASH FLOWS

	Nine Months Ended		Feb. 19,2000
	June 30,	June 30,	(Inception) to
	2012	2011	June 30,2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (13,942)	$ (24,782)	$ (52,507)
Adjustment to reconcile net loss to net cash
used in operating activities:
Company expenses paid by related party	$ 13,942	-	$ 37,006
Changes in operating assets and liabilities:
Prepaid expenses	$ 500	$ 5,000	$ (250)
Accounts payable	$ (500)	$ 7,663	$ 15,001
Net cash used in operating activities	-	$ (12,119)	$ (750)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common shares	-	-	$ 750
Net advances from related party	-	$ 12,119	-
Net cash provided by financing activities	-	$ 12,119	$ 750

NET CHANGE IN CASH AND EQUIVALENTS	-	-	-
CASH AT THE BEGINNING OF THE PERIOD	-	-	-
CASH AT THE END OF THE PERIOD	-	-	-
Supplemental disclosure of cash flow information:
Cash paid during the period for :
Interest	-		$-
Income taxes	-		$-

Noncash investing and financing activities:
Accounts payable by related party	$ 5,502	$	$ 5,502

                                                                                   The accompanying notes are an integral part of these financial statements

CBC ACQUISITION CORP. 1

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(For the Period of June 30, 2012 and 2011)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Operations

CBC ACQUISITION CORP. 1 was organized on February 19, 2010 as a Delaware corporation with fiscal year ending September 30. The Company is a shell with no business activity whose purpose is to seek out and attract partners for possible merger or acquisition.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Activities

The Company is presently in the development stage with no revenue. Accordingly, all of the Company’s operating results and cash flows reported in the accompanying financial statements are considered to be those, arising from the development stage activities and represent the ‘cumulative from inception’ amounts from its development stage activities reported pursuant to FASB Accounting Standards Codification (“ASC”) 915-10-05, Development Stage Entities.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements were prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and depends upon the Company’s ability to establish itself as a profitable business. The Company is a development stage company and has an accumulated loss since inception of $51,073. The Company has working capital deficit of $50,323, which is not sufficient to finance its business for the next twelve months. Due to the start-up nature of the Company, the Company expects to incur additional losses in the immediate future. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. To date, the Company’s cash flow requirements have been primarily met through advances from shareholders.

The Company is planning on obtaining financing either through issuance of equity or debt. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital through other channels.

In addition, the Company is also trying to seek out partners for merger that will benefit the execution of the business plan. As of June 30, 2012, no acquisition or merger agreements have yet been closed. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.

NOTE 4 – COMMON STOCK AND PREFERRED STOCK

The Company has authority to issue 110,000,000 shares of capital stock. These shares are divided into two classes with one hundred million (100,000,000) shares designated as common stock at $0.0001 par value and ten million (10,000,000) shares designated as preferred stock at $0.0001 par value. As of June 30, 2012, the Company issued 7,500,000 common shares outstanding.

NOTE 5 – RELATED PARTY

One of the Company’s stockholders advanced funds to the Company by paying the Company’s legal, audit and filing fees, general office administration and other operating expenses. The advances are unsecured and with no interest, totaling $ 5,502 and $ 5,502 as of June 30, 2012 and September 30, 2011, respectively.

NOTE 6 – FAIR VALUE MEASUREMENTS

The fair values of assets and liabilities required to be measured at fair value are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels are as follows:

•	Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date.
•	Level 2: Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability.

•	Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

As of the balance sheet date, the carrying amounts of financial instruments including prepaid expenses, accounts payable, and advances from related party approximated fair value because of the relatively short maturity of these instruments. There were no other financial instruments as of June 30, 2012 and September 30, 2011.

NOTE 7 – SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events pursuant to ASC Topic 855. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) in regard to the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of CBC ACQUISITION CORP. 1. (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Description of Business

The Company was incorporated in the State of Delaware on February 19, 2010 (Inception) under the name “Plato Star Acquisition Corp. 1” and maintains its principal executive office at 745 E. Valley Blvd. #326, San Gabriel, CA 91776, which address is a rented mailbox. The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on November 9, 2010, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company had no cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Since our Registration Statement on Form 10 became effective, our management has had contact and discussions with representatives of other entities regarding a business combination with us; however, we have not entered into any agreements. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks. Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

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

Liquidity and Capital Resources

As of June 30, 2012, the Company has nominal assets and has not generated any revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. Mr. Chi Wu, officer of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended; provided that he is still an officer and director of the Company when the obligation is incurred. All advances are interest-free.

Results of Operations

The Company has no current operating history and does not have any revenues or earnings from operations. The Company has no assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss that will increase continuously until the Company can consummate a business combination with a profitable business opportunity. There is no assurance that we can identify such a business opportunity and consummate such a business combination.

For the period February 19, 2010 (Inception) to June 30, 2012, the Company had a net loss of $51,073 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 on November 9, 2010, and the filing of the Company’s periodic reports on Form 10-Q and Form 10-K.

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

As of June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

                There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2012 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

                  None.

Item 3. Defaults Upon Senior Securities.

                None.

Item 4. Mine Safety Disclosures.

               None.

Item 5. Other Information.

                 None.

Item 6. Exhibits.

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on February 19, 2010.
*3.2	By-Laws.
31	Section 302 Certification of CEO and CFO.
32	Section 906 Certification of CEO and CFO
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

    *Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on November 9, 2010, and incorporated herein by this reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 2012                                                                                                                                                                                                CBC ACQUISITION CORP. 1

                                                                     By: /s/ Chi Wu

                                                                  Chi Wu, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                Name                                                     Title                                                                                                Date

By:/s/ Chi Wu                                              Principal Executive Officer, CEO                                            August 8, 2012

           Chi Wu                                               Principal Accounting Officer, CFO                                     August 8, 2012