Form 10-K
period 2012-09-30
CBC Acquisition Corp. 1
filed 2012-11-13
CIK 1504875

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-54176

CBC Acquisition Corp. 1..

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,500,000 shares of common stock, par value $.0001 per share, outstanding as of November 9, 2012.

TABLE OF CONTENTS

Part I		Page No.
Item 1.	Business. --------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------	3
Item 1A.	Risk Factors. --------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------	3
Item 1B.	Unresolved Staff Comments. -------------------------------------------------------------------------------------------------------------------------------------------------------------------------	9
Item 2.	Description of Property. ------------------------------------------------------------------------------------------------------------------------------------- -------------------------------------	9
Item 3.	Legal Proceedings. -------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------	9
Item 4.	(Removed and Reserved). -----------------------------------------------------------------------------------------------------------------------------------------------------------------------------	9
Part II
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters --------------------------------------------------------------------------------------------------------------	9
Item 6.	Selected Financial Data. ------------------------------------------------------------------------------------------------------------------------------------------------------------------------------	10
Item 7.	Management's Discussion and Analysis or Plan of Operation -----------------------------------------------------------------------------------------------------------------------------	10
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk. ------------------------------------------------------------------------------------------------------------------------------	14
Item 8.	Financial Statements and Supplementary Data. -------------------------------------------------------------------------------------------------------------------------------------------------	14
Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.-------------------------------------------------------------------------------------	15
Item 9A.	Controls and Procedures. -----------------------------------------------------------------------------------------------------------------------------------------------------------------------------	15

Part III
Item 10.	Directors, Executive Officers and Corporate Governance. -----------------------------------------------------------------------------------------------------------------------------------	16
Item 11.	Executive Compensation. -----------------------------------------------------------------------------------------------------------------------------------------------------------------------------	18
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. ------------------------------------------------------------------------	19
Item 13.	Certain Relationships and Related Transactions, and Director Independence. ---------------------------------------------------------------------------------------------------------	20
Item 14.	Principal Accountant Fees and Services. ---------------------------------------------------------------------------------------------------------------------------------------------------------	21
Part IV
Item 15.	Exhibits, Financial Statement Schedules. ----------------------------------------------------------------------------------------------------------------------------------------------------------	21

FORWARD-LOOKING STATEMENTS

Subject to Section 21 E, of the exchange Act, this Annual Report on Form 10-K contains forward-looking statements. The forward-looking statements are based on our current goals, plans, expectations, assumptions, estimates and predictions regarding the Company.

When used in this Annual Report, the words "plan", "believes," "continues," "expects," "anticipates," "estimates," "intends", "should," "would," "could," or "may," and similar expressions are intended to identify forward looking statements.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or growths to be materially different from any future results, events or growths expressed or implied in this Annual Report.

PART I

Item 1.	Description of Business.

China Renewable Construction Materials Inc. ("we," "us," "our," "the Company" or "the Registrant") was incorporated in the State of Delaware on February 19, 2010 and maintains its principal executive office at 745 E. Valley Blvd. #326, San Gabriel, CA 91776, which address is a rented mailbox.

The Company is a "blank check" company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business. The Company was formed as a vehicle to pursue a business combination and its business purposes is to seek the acquisition of, or merger with, an existing company.

This company is inactive in 2012.

Item 1A.

Risk Factors.

An investment in our common stock is highly speculative in nature and involves a high degree of risk as shown in the followings

RISKS RELATING TO OUR COMPANY

1. We will have no revenue until or unless we acquire or merger with an operating company.

We are in the developing stage, and have had no revenue from operations. We may not realize any revenues unless or until we acquire or merge with an operating company.

2. We are likely to incur losses.

As of September 30, 2012, we have incurred a loss of $13,942 for this year, and accumulated loss of $51,073 and we expect that we will incur losses at least until we complete a business combination and perhaps after such combination as well. There can be no assurances that we will ever be profitable

3. There can be no guarantee that the Company will consummate a business combination on favorable terms.

We can give no assurances that we will conclude a business combination. We cannot guarantee that we will be able to negotiate a business combination on favorable terms.

4. Management has little experience as directors or officers of a development stage public company fully for merger purpose.

Despite that our sole officer and director have little experience serving as an officer or director of a development stage public company with the business purpose of acquiring a target business, he will take fully responsibility to identify proper target for reverse merger, and his lack of experience may adversely impact our ability to consummate a successful business combination.

5. There is strong competition for those blank check or shell companies to execute a merger transaction of the type contemplated by our management.

There are numerous competitions existing in the activities of the mergers and acquisitions by blank check or shell companies. A large number of established entities, including small public companies are active in the market. They may have greater financial resources, longer operating history, and superior marketing than us; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a business combination.

6. There are relatively easy and low costs to becoming a blank check company or shell company, thereby increasing the competitive market for a limited number of business opportunities.

There are relatively low barriers to becoming a blank check company or shell company. A newly incorporated company with a single stockholder and sole officer and director, like ours, may become a blank check company or shell company at relative low cost. It is the only condition that the Company voluntarily files, subjecting itself to the SEC reporting requirements, and seeks effectiveness of a Form 10 with the SEC, thereby registering its common stock pursuant to Section 12(g) of the Securities Exchange Act. Assuming no comments to the Form 10 have been received from the SEC, the registration statement is automatically deemed effective 60 days after filing the Form 10 with the SEC. The relative ease and low cost with which a company can become a blank check or shell company can increase the already highly competitive market of business combinations.

7. The Company may be subject to further government regulation, which would adversely affect our operations.

Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the Investment Company Act), since we will not be engaged in the business of investing, reinvesting, owning, or trading in securities (as defined in the Investment Company Act). If we engage in business combinations, which result in our passive investment interests in a number of entities, we could be subject to regulation under the Investment

Company Act. If so, we may be required to institute burdensome compliance requirements and our activities may be restricted, and we could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

8. Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign company, we will be subject to risks inherent in business operations outside of the United States. These risks include, not limited to, different laws in different jurisdictions, obligation of the U.S. Foreign Corrupt Practices Act of 1977, as amended, difficulties in enforcing USA laws in foreign countries, cultural and language differences, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders, etc.

Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, and other respects.

9. The Company may be subject to certain tax consequences in our business plan, which may increase the cost of doing our business.

Currently, a transaction of business combination may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, we may not be able to structure our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain business combinations with us.

10. We will be deemed a blank check company under rule 419 of the Securities Act of 1933. In any subsequent offerings, we will have to comply with Rule 419.

If we publicly offer any securities as a condition to the closing of any acquisition or business combination, while we are a blank check or shell company, we will have to fully comply with SEC Rule 419, which permits the registration and public distribution of shares in a blank company, and then imposes a number of safekeeping, disclosure and reconfirmation requirements on companies that rely on Rule 419, including:

• Depositing 90% of the net offering proceeds in escrow until an acquisition has been completed;

• Depositing all securities distributed to the public in escrow until an acquisition has been completed;

• Conducting a reconfirmation offering to give public stockholders a chance to consider any proposed acquisition;

• Giving each public stockholder a chance to either approve the proposed acquisition and keep his shares; or reject the proposed acquisition and get 90% of his money back;

• Unwinding all transactions with public stockholders that do not specifically approve the reconfirmation offering.

Rule 419 requires our management full-time attention or hiring outside professional service. Our limited funds and the lack of full-time management will likely make it impracticable to offer publicly any securities as a condition for business combination. Any incapable of performing Rule 419 will hurt our competition in prospective business combination, and any failure of performing Rule 419 will cause financial loss of us.

11. We have no business insurance; any unanticipated events or expenses may hurt our business substantially.

We have no general liability or umbrella liability insurance to cover legal hassles due to claims of negligence; no key person Insurance to protect our company from a key person dies, falls ill, or leaves; no criminal insurance to protect us from theft and malicious damage. Any unanticipated events or expenses may hurt our business substantially.

12. Our sole officer and the director control the Company, which could result in a lack of independence, which will not ensure protection of the rights of other stockholders.

Our sole officer, Mr. Wu, currently owns 50% of the outstanding common stock, remaining in control of the Company. Although Mr. Wu is not party to any voting agreement, he will be able to exert significant influence, or even authority, over matters requiring approval by our security holders, including the election of all of our directors, control our operations, and inhibit other shareholders' ability to change the Company's operations. Accordingly, our shareholders will not have sufficient votes to cause the removal of Mr. Wu in his function as officer and director.

As a result, we lack independent directors, independent board committees and an independent audit committee financial expert. There can be no assurance that Mr. Wu will be completely independent in the decisions he makes as our sole director and/or principal stockholder that will ensure protection of the rights of other stockholders.

Risks Related to our Stockholder(s) and Shares of Common Stock

13. Our stockholder(s) may have a minority interest in the Company following a business combination.

If we enter into a business combination with an operating company whose value usually is in excess of the value of our Company, and issue shares of our Common Stock to the stockholders of such company as consideration for business combination, our stockholder(s) will likely own less than 50% of the Company after the merger. The stockholders of the acquired company would therefore be able to control the election of our board of directors (the “Board of Directors”) and control our Company.

14. There is currently no trading market for the Common Stock, and liquidity of shares of the Common Stock is limited.

Shares of our Common Stock are not registered under the securities laws of any state or other jurisdiction, and accordingly there is no public trading market for the Common Stock. Further, no public trading market is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business and the Company thereafter files and obtains effectiveness of a registration statement under the Securities Act of 1933, as amended (the “Securities Act”). Therefore, outstanding shares of Common Stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. Further, stockholders may rely on the exemption from registration provided by Rule 144 of the Securities Act (“Rule 144”), subject to certain restrictions, starting one year after (i) the completion of a business combination with a private company in a reverse merger or reverse takeover transaction after which the Company would cease to be a “shell company” (as defined in Rule 12b-2 under the Exchange Act) and (ii) the disclosure of certain information on a Current Report on Form 8-K within four business days thereafter, and only if the Company has been current in all of its periodic SEC filings for the 12 months preceding the contemplated sale of stock. Compliance with the criteria for securing exemptions under federal securities laws and the securities laws of the various states is extremely complex, especially in respect of those exemptions affording flexibility and the elimination of trading restrictions in respect of securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws.

15. Following a business combination with an operating business, our stock may be eligible to be quoted on the OTC Bulletin Board, or OTCQB marketplace, or on the “pink sheets", and we must comply with penny stock regulations, which could affect the liquidity and price of our stock.

After completing a business combination, until the Common Stock is listed on the NASDAQ or another stock exchange, we expect that the Common Stock would be eligible to be quoted on the OTC Bulletin Board, or OTCQB marketplace, or on the “pink sheets,” where our stockholder(s) may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of the Common Stock.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on NASDAQ, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. Prior to a transaction in a penny stock, a broker-dealer is required to: Deliver a standardized risk disclosure document prepared by the SEC; Provide the customer with current bid and offers quotations for the penny stock; Explain the compensation of the broker-dealer and its salesperson in the transaction; Provide monthly account statements showing the market value of each penny stock held in the customer's account; Make a special written determination that the penny stock is a suitable investment for the purchaser and receives the purchaser's consent; and Provide a written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity in the secondary market for our stock. Because our shares are subject to the penny stock rules, you may find it more difficult to sell your shares.

16. We have never paid dividends on our Common Stock.

We have never paid dividends on our Common Stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

17. The Company will issue more shares in a merger or acquisition, which will result in substantial dilution of existing shareholders.

We have authorized 100 million of shares of common stock and 10 million of preferred stock, with only 7.5 million of shares of Common stock and 0 shares of preferred stock outstanding. If we make merger or acquisition in the future, we may have to issue additional equity, preferred securities or convertible debt securities, which may not need the approval of current shareholders. The issuance of new shares would cause the existing shareholders to suffer dilution of their ownership percentage. The dilution may be substantial. In addition, it is possible that any future securities could grant new shareholders rights, preferences, and/or privileges that are different from existing

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Description of Property.

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

a. Market Information

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”). The Common Stock is not listed on a publicly-traded market. As of September 30, 2012 and as of the date of this report, there are 3 holders of record of the Common Stock.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, par value $.0001 per share (the “Preferred Stock”). The Company has not yet issued any of its preferred stock.

b. Holders:

As of September 30, 2012, we had three registered shreholders of our common stock on record

c. Dividend Policy

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

d. Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans or any individual compensation arrangements with respect to its common stock or preferred stock. The issuance of any of our common or preferred stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

e. Recent Sales of Unregistered Securities

The Company did not sell any equity securities that were not registered under the Securities Act during the quarter ended September 30, 2012.

No securities have been issued for services. Neither the Company nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. No services were performed by any purchaser as consideration for the shares issued.

f. Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial Data.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Plan of Operation:

CBC Acquisition Corp. 1. (the "Company") was organized on December 28, 2010, as a blank check or shell company under the Laws of the State of Delaware. The Company does not currently engage in any business activities that provide cash flow. From inception, the primary activity of the Company has been directed towards organizational efforts, compliance matters and locating potential merger or acquisition candidates.

The Company has registered its Common Stock on a Form 10 registration statement filed pursuant to the Securities Exchange Act of 1934 (the Exchange Act) and Rule 12(g) thereof. The Company files with the U.S. Securities and Exchange Commission periodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-Q and annual reports on Form 10-K.

The Company was formed to engage in a merger with or acquisition of an unidentified private company, which desires to become a reporting (public) company whose securities are qualified for trading in the United States secondary market. The Company meets the definition of a blank check company contained in Section 7(b)(3) of the Securities Act of 1933, as amended.

The Company believes that there are perceived benefits to being a reporting company with a class of publicly-traded securities which may be attractive to foreign and domestic private companies.

These benefits are commonly thought to include:

1. the ability to use registered shares to make acquisition of assets or businesses;

2. increased visibility in the financial community;

3. the facilitation of borrowing from financial institutions;

4. improved trading efficiency;

5. shareholder liquidity;

6. greater ease in subsequently raising capital;

7. compensation of key employees through options for stock for which there is a public market;

8. enhanced corporate image; and,

9. a presence in the United States capital market.

A private company, which may be interested in a business combination with the Company, may include the following:

1. a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;

2. a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;

3. a company which wishes to become public with less dilution of its Common Stock than would occur normally upon an underwriting;

4. a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;

5. a foreign company which may wish an initial entry into the United States securities market;

6. a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan; and,

7. a company seeking one or more of the other benefits believed to attach to a public company.

The Company is authorized to enter into a definitive agreement with a wide variety of private businesses without limitation as to their industry or revenues. It is not possible at this time to predict with which private company, if any, the Company will enter into a definitive agreement or what will be the industry, operating history, revenues, future prospects or other characteristics of that company. As of the date hereof, management of the Company has not made any final decision for a business combination with any private corporations, partnerships or sole proprietorships. When any such agreement is reached or other material fact occurs, the Company will file notice of such agreement or fact with the U.S. Securities and Exchange Commission on Form 8-K. Persons reading this Form 10-Q are advised to see if the Company has subsequently filed a Form 8-K.

There is presently no trading market for the Company's common stock and no market may ever exist for the Company's common stock. The Company plans to apply for a corporate CUSIP # for its common stock and to assist broker-dealers in complying with Rule 15c2-11 of the Securities Exchange Act of 1934, as amended, so that such brokers could quote the Company's common stock in the Over-The-Counter Electronic Bulletin Board (the "OTC Bulletin Board" or “OTCBB”) after the Company is no longer classified as a "blank check" or shell company, as defined by the U.S. Securities and Exchange Commission. There can be no assurance to investors that any broker-dealer will actually file the materials required in order for such OTC Bulletin Board quoting to proceed.

The U.S. Securities and Exchange Commission has adopted a rule (Rule 419) which defines a blank-check company as (i) a development stage company, that is (ii) offering penny stock, as defined by Rule 3a51-1, and (iii) that has no specific business plan or purpose or has indicated that its business plan is engage in a merger or acquisition with an unidentified company or companies.

BUSINESS COMBINATION

The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange (the "business combination"). In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target business. The Company has not restricted its search for any specific kind of businesses, and it may acquire a business, which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity.

It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination. The issuance of additional securities and their potential sale into any trading market which may develop in the Company's securities may depress the market value of the Company's securities in the future if such a market develops, of which there is no assurance.

The Company will participate in a business combination only after the negotiation and execution of appropriate agreements. Negotiations with a target company will likely focus on the percentage of the Company, which the target company shareholders would acquire in exchange for their shareholdings.

Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms. Any merger or acquisition effected by the Company can be expected to have a significant dilution effect on the percentage of shares held by the Company's shareholders at such time.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from February 19, 2010 (Inception) to September 30, 2012. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended September 30, 2012, the Company had a net loss of $13,942 of legal, filing, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s annual and quarterly reports in connection with its reporting obligations.

For the fiscal year ended September 30, 2011, the Company had a net loss of $24,782 consisting of legal, filing, accounting, and audit fees incurred in relation to the preparation of the company’s financial statements.

For the cumulative period from February 19, 2010 (Inception) to September 30, 2012, the Company had a net loss of $51,073 comprised exclusively of legal, filing, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 in November of 2010, and the filing of the Company’s quarterly and annual reports in connection with its periodic reporting obligations.

Liquidity and Capital Resources

As of September 30, 2012, the Company had assets equal to $250, comprised exclusively of prepaid expenses.

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

CBC Acquisition Corp. 1.

(A Development Stage Company)

FINANCIAL STATEMENTS

Contents

Page

Financial Statements

Balance Sheets as of September 30, 2012 and September 30, 2011	F-1

Statements of Operations for the years ended September 30, 2012 and 2011 and the Cumulative Period from February 19, 2010 (Date of Inception) to September 30, 2012	F-2

Statement of Stockholders’ Deficit for the Period from February 19, 2010 (Date of Inception) to September 30, 2012	F-3

Statements of Cash Flows for the years ended September 30, 2012 and 2011 and the Cumulative Period from February 19, 2010 (Date of Inception) to September 30, 2012	F-4

Notes to Financial Statements	F-5

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s sole officer and director, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company’s sole officer and director concluded that the Company’s disclosure controls and procedures as of September 30, 2012 were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

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

As of September 30, 2012, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2012.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended September 30, 2012, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

(a) Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position	Term

Chi Wu	48	President, Secretary and Director	February 19, 2010 (Inception) thru Present

The term of office of each director expires at our annual meeting of stockholders or until their successors are duly elected and qualified. Directors are not compensated for serving as such. Officers serve at the discretion of the Board of Directors.

Chi Wu, the Company’s President, Secretary, and Director since inception, has served as the President of CBC Consulting Inc., a consulting company specializing in emerging energy technology entities helping clients to get into emerging energy business, to seek reverse mergers or alternative public offerings, to look for merger and acquisition targets since December 2007. His clients include both private and public companies, in the fields of alternative energy, biomedical technology, and optoelectronics. Prior to joining CBC Consulting Inc., from 2005 until 2007, Mr. Wu served as CEO and President of Premier Optoelectronics Inc., a research and manufacturing company with operations in both USA and China. Mr. Wu also served as various senior research and technical management position including VP of Research and Development at SWT Optical Communication Limited from 2003 to 2005, President, CEO and board director of LightCross Inc. from 2000 to 2002, principle investigator and task manager at NASA’s Jet Propulsion Lab at California Institute of Technology from 1997 to 2000, and senior scientist and project leader at Nortel Networks, in Canada from 1992 to 1997. Mr. Wu served as an advisor to the Department of Information Technology of Fujian Province from 2005 to 2007 and Director of Joint Research Lab of Institute of Semiconductors of Chinese Academy of Sciences and Premier Optoelectronics from 2006 to 2007. Mr. Wu also serves as the sole officer and director of China Renewable Constructions Materials, Inc., each of which are blank check SEC reporting companies. He received his Ph.D. degree in the field of electrical and computer engineering from University of Toronto, Canada, and his M.Sc. degree from Chinese Academy of Sciences in Beijing, China. Mr. Wu’s past experience in the reverse merger industry will be beneficial to the Company as it seeks a business combination target.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended September 30, 2012 and written representations that no other reports were required.

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

The following table sets forth the all compensation awarded to, earned by, or paid by paid by the Company to each of our named executive officer and directors for the fiscal years ended September 30, 2012 and 2011.

Name and Position	Year	Salary	Option Awards	All other Compensation	Total
Chi Wu President, Secretary and Sole Director	2012 2011	None None	None None	None None	None None
Ko-Hung Wang Former Director	2012 2011	None None	None None	None None	None None

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

(a) The following tables set forth certain information as of November 9, 2012, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

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

Audit Fees

No auditing fee for fiscal year 2012 ended September 30, 2012.

The aggregate fees billed by GKM for professional services rendered for the audit of our annual financial statements and review of financial statements included in our periodic reports or services that are normally provided in connection with statutory and regulatory filings were $3,000 for the fiscal year ended September 30, 2011.

Audit-Related Fees

There were no fees billed by GKM for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended September 30, 2012 and 2011.

Tax Fees

There were no fees billed by GKM for professional services for tax compliance, tax advice, and tax planning for each of the fiscal years ended September 30, 2012 and 2011.

All Other Fees

There were no fees billed by GKM for other products and services for the fiscal years ended September 30, 2012 and 2011.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by the Board of Directors.

Part IV

Item 15.	Exhibits

Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

* 3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on February 19, 2010.

* 3.2	By-laws.

**3.3	Certificate of Ownership and Merger filed with the Office of Secretary of State of Delaware on

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended September 30, 2012.

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended September 30, 2012.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed as an exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on July 20, 2007, and incorporated herein by this reference.

**	Filed as an Exhibit to the Company's Form 8-K Filed with the Securities and Exchange Commission on May 6, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2012                                                                                                                                                                                        CBC ACQUISITION CORP. 1

                                                                                     By: /s/ Chi Wu

                                                                                Chi Wu, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                                    Title                                                             Date

By:/s/ Chi Wu            Principal Executive Officer, CEO                             November 9, 2012

Chi Wu             Principal Accounting Officer, CFO                           November 9, 2012

CBC Acquisition Corp. 1..

BALANCE SHEETS

	September 30,	September 30,
	2012	2011
ASSETS	(Unaudited)
Current assets
Prepaid expenses	$ 250	$ 750
Total assets	$ 250	$ 750

LIABILITIES
Current liabilities
Accounts payable	$ 3,498	$ 9,500
Advances from related party	$ 47,075	-
Total current liabilities	$ 50,573	$ 9,500

Noncurrent liabilities
Advances from related party	-	$ 27,631
Total liabilities	$ 50,573	$ 37,131

Commitments and contingencies
Common stock, $0.0001 par, 100,000,000 shares authorized, 7,500,000 shares o/s	$ 750	$ 750
Deficit accumulated during development stage	$ (51,073)	$ (37,131)
Total stockholders' deficit	$ (50,323)	$ (36,381)
Total liabilities and stockholders’ deficit	$ 250	$ 750

The accompanying notes are an integral part of these financial statements.

CBC Acquisition Corp. 1.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

The accompanying notes are an integral part of these financial statements.

	Year	Year	From Inception
	ended on	ended on	(2/19/2010) to
	9/30/2012	9/30/2011	9/30/2012

Filing fees	$ 2,210	$ 3,978	$ 7,004
Accounting fees	$ 4,494	$ 788	$ 9,207
Agency fee	$ 164	$ 2,813	$ 1,282
Tax expense	$ 350	$ 439	$ 789
Legal Fees	$ 700	$ 22,500	$ 34,200
Bank Service Charge	$ 25
Total operating expenses	$ 13,942	$ 29,829	$ 52,507

Net loss	$ (13,942)	$ (29,829)	$ (52,507)
Loss per common share:
Loss per common share- basic and diluted	$ -	$ -	$ -
Weighted average number of common shares outstanding - basic and diluted	7,500,000	7,500,000	7,500,000

CBC Acquisition Corp. 1 Consolidated Statements of Changes in Stockholder's Equity

	Common Stock	Paid-In Capital	Comprehensive Income / Loss	Total

From Feb. 19, 2010 to Sep. 30, 2010
Beginning Balance, Shares
Beginning Balance, Amount
Issuance of Common Stock, Shares	75,000,000
Issuance of Common Stock, Amount		$ 750		$ 750
Net income (loss)			$ (7,302)
Ending Balance, Shares	75,000,000
Ending Balance, Amount		$ 750	$ (7,302)	$(6,552)

From Oct. 1, 2010 to Sep. 30, 2011

Beginning Balance, Shares	75,000,000
Beginning Balance, Amount		$ 750	$ (7,302)
Issuance of Common Stock, Shares
Issuance of Common Stock, Amount
Net income (loss)			$ (29,829)
Ending Balance, Shares	75,000,000
Ending Balance, Amount		$ 750	$ (37,131)	$ (36,381)

From Oct. 1, 2011 to Sep. 30, 2012
Beginning Balance, Shares	75,000,000
Beginning Balance, Amount		$ 750	$ (37,131)
Issuance of Common Stock, Shares
Issuance of Common Stock, Amount
Net income (loss)			$ (13,942)
Ending Balance, Shares	75,000,000
Ending Balance, Amount		$ 750	$ (51,073)	$ (50,323)

CBC Acquisition Corp. 1..

STATEMENTS OF CASH FLOWS
	Year Ended		Feb. 19,2000
	September 30,	September 30,	(Inception) to
	2012	2011	September 30,2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (13,942)	$ (29,829)	$ (52,507)
Adjustment to reconcile net loss to net cash
used in operating activities:
Company expenses paid by related party	$ 13,942	$ 16,829	$ 37,006
Changes in operating assets and liabilities:
Prepaid expenses	$ 500	$ 4,250	$ (250)
Accounts payable	$ (500)	$ 8,750	$ 15,001
Net cash used in operating activities		$	$ (750)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common shares	-	-	$ 750
Net advances from related party	-		-
Net cash provided by financing activities	-		$ 750

NET CHANGE IN CASH AND EQUIVALENTS	-	-	-
CASH AT THE BEGINNING OF THE PERIOD	-	-	-
CASH AT THE END OF THE PERIOD	-	-	-
Supplemental disclosure of cash flow information:
Interest	-		-
Income taxes	-		-

Noncash Investing And Financing Activities ~

The accompanying notes are an integral part of these financial statements.

CBC Acquisition Corp. 1..

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(For the Period of September 30, 2012 and 2011)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Operations

CBC Acquisition Corp. 1. was organized on February 19, 2010 as a Delaware corporation with fiscal year ending September 30. The Company is a shell with no business activity whose purpose is to seek out and attract partners for possible merger or acquisition.

Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ending September 30, 2012, as reported in Form 10-K, were omitted.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements were prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and depends upon the Company’s ability to establish itself as a profitable business. The Company is a development stage company and has an accumulated loss since inception of $51,073. The Company has working capital deficit which is not sufficient to finance its business for the next twelve months. Due to the start-up nature of the Company, the Company expects to incur additional losses in the immediate future. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. To date, the Company’s cash flow requirements have been primarily met through advances from shareholders.

The Company is planning on obtaining financing either through issuance of equity or debt. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital through other channels.

In addition, the Company is also trying to seek out partners for merger that will benefit the execution of the business plan. As of September 30, 2012, no acquisition or merger agreements have yet been closed. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.

NOTE 4 – COMMON STOCK AND PREFERRED STOCK

The Company has authority to issue 110,000,000 shares of capital stock. These shares are divided into two classes with one hundred million (100,000,000) shares designated as common stock at $0.0001 par value and ten million (10,000,000) shares designated as preferred stock at $0.0001 par value. As of September 30, 2012, the Company issued 7,500,000 common shares outstanding.

NOTE 5 – RELATED PARTY

One of the Company’s stockholders advanced funds to the Company by paying the Company’s legal, audit and filing fees, general office administration and other operating expenses. The advances are unsecured and with no interest, totaling $ 5,502 and $5,502 as of September 30, 2012 and September 30, 2012, respectively.

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

As of the balance sheet date, the carrying amounts of financial instruments including prepaid expenses, accounts payable, and advances from related party approximated fair value because of the relatively short maturity of these instruments. There were no other financial instruments as of September 30, 2012 and September 30, 2012.

NOTE 7 – SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events pursuant to ASC Topic 855. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) in regard to the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of CHINA RENEWABLE CONSTRUCTION MATERIALS INC.. (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

Liquidity and Capital Resources

As of September 30, 2012, the Company has nominal assets and has not generated any revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. Mr. Chi Wu, officer of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended; provided that he is still an officer and director of the Company when the obligation is incurred. All advances are interest-free.

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

For the period February 19, 2010 (Inception) to September 30, 2012, the Company had a net loss of $51,073 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 on November 9, 2010, and the filing of the Company’s periodic reports on Form 10-Q and Form 10-K.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

